Form 10QSB
period 2007-03-31
AMALGAMATED ACQUISITION CORP.
filed 2007-05-17
CIK 1372902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-QSB

________________

|X|

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

|_|

TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

AMALGAMATED ACQUISITION CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Delaware	52260	To be applied
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification Number)

c/o William Tay, President

305 Madison Avenue, Suite 1166

New York, NY 10165

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

    Not applicable.

(Former name, address and fiscal year, if changed since last report)

Issuer's telephone number, Including Area Code: (917) 591-2648

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 15, 2007, there were 1,390,000 shares of common stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the registration statement filed with the Commission on Form 10-SB.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

As of March 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$ -
Total Current Assets	$ -

Total Assets	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$ -
Total Liabilities	$ -

Stockholders’ Equity (Deficit)
Preferred stock - $.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding
Common stock - $.0001 par value; 100,000,000 shares authorized; 1,390,000 shares issued and outstanding	139
Deficit accumulated during development stage	(139)
Total Stockholders’ Equity (Deficit)	$ -
Total Liabilities and Stockholders’ Equity	$ -

The accompanying notes are an integral part of these financial statements.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2007	July 20, 2006 (inception) to March 31, 2007
Revenues
Revenues	$ -	$ -
Total Revenues	$ -	$ -

Operating Costs and Expenses
General & Administrative Expenses	-	139
Total Operating Costs and Expenses	$ -	$ 139

Net Income (Loss)	$ -	$ (139)

Basic and diluted loss per common share	$ -	$ (0.00)
Basic and diluted weighted average
Common shares outstanding	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2007	July 20, 2006 (inception) to March 31, 2007
Cash Flows from Operating Activities
Net loss	-	(139)
Issuance of stock for services rendered	-	139
Net Cash Provided (Used) by Operating Activities	$ -	$ -

Cash Flows from Investing Activities	-	-
Net Cash Used in Investing Activities	$ -	$ -

Cash Flows from Financing Activities	-	-
Net Cash Provided by Financing Activities	$ -	$ -

Net Change in Cash and Cash Equivalents		-

Cash and Cash Equivalents at Beginning of Period	$ -	$ -

Cash and Cash Equivalents at End of Period	$ -	$ -

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	-	139

Supplemental Cash Flow Information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2007

NOTE 1 - DESCRIPTION OF BUSINESS

Basis of Presentation

Amalgamated Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on July 20, 2006.  The Company has been inactive since inception and intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a “Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7").  The Company's financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and  assumptions that affect the reported amounts of  assets  and  liabilities, disclosure of contingent assets and liabilities at the date of the  financial  statements and the reported amounts of revenues and expenses during the reporting  period.  Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2007.

Earnings per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS").  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Such amounts include shares potentially issuable pursuant to shares to be issued, convertible debentures and outstanding options and warrants.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a material impact on the Company's results of operations, financial position, or cash flow.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company currently has no source of revenue to cover its costs.  The Company will limit all operational activities to searching and consummating a business combination.  The Company will offer non-cash consideration and seek equity lines as the sole method of financing for the near term.  If the Company is unable to secure financing until a business combination is consummated, it may substantially limit or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - SHAREHOLDER'S EQUITY

On July 20, 2006, the Board of Directors issued 1,390,000 shares of common stock for $139 in services to the founding shareholder of the Company to fund organizational start-up costs.

The Company has the following classes of capital stock as of March 31, 2007:

Common stock – 100,000,000 shares authorized; $0.0001 par value; 1,390,000 shares issued and outstanding.

Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and notes to the financial statements included elsewhere in this report as well as the 10-KSB annual report.  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We intend that the forward-looking statements be subject to the safe harbors created by those sections.

COMPANY OVERVIEW

Amalgamated Acquisition Corp. (the "Company") was organized on July 20, 2006, as a blank check or shell company under the Laws of the State of Delaware. The Company does not currently engage in any business activities that provide cash flow. From inception, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates. The Company’s primary purpose is to engage in a merger with or acquisition of one or more private domestic or foreign companies.

BUSINESS COMBINATION

The Company’s main objective is to achieve long-term growth potential through a combination with a business.  The Company will not restrict the potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  At present, the Company has no business opportunities under contemplation for acquisitions.  No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company may consider a business which has recently commenced operations, is a developing company in need of working capital, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  Alternatively, a business combination may involve the acquisition of, or merger with, a company which does not need substantial financing, but which desires to establish a public trading market for its shares.

Any selected target business may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, the Company will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, the Company may effect a business combination with an entity in an industry characterized by a high level of risk, and, although management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that management will properly ascertain or assess all significant risks.

The business combination will most likely take the form of a non-cash merger, stock swap or stock-for-assets exchange.  It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  As may dictate by the transaction, the surviving Company may register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.

RESULTS OF OPERATION

The Company was incorporated on July 20, 2006.  Therefore, no comparisons will be made with the results of operation for the period ended March 31, 2007.

Net Revenue

The net revenues for the three months ended March 31, 2007 was $0.

Operating Expenses

The operating expenses for the three months ended March 31, 2007 was $0.

Net Income

As a result of the above, the net income for the three months ended March 31, 2007 was $0.  The basic and diluted income per share was $0 during the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2007, the Company has $0 in cash and assets and $0 in current liabilities.

Cash Flows from Operating Activities

The Company does not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations will be financed by the Company’s stockholders, management or other investors.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the CEO had concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 2. Changes in Securities

Not applicable

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amalgamated Acquisition Corp.

(Registrant)

Date: May 15, 2007

By:    /s/ William Tay

Name: William Tay

Title: Chief Executive Officer, Principal

Financial Officer and Director