Form 10QSB
period 2007-06-30
AMALGAMATED ACQUISITION CORP.
filed 2007-08-13
CIK 1372902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-QSB

________________

|X|

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

|_|

TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

AMALGAMATED ACQUISITION CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Delaware	52260	To be applied
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification Number)

c/o QMIS Capital Finance Pte Ltd.

Room 1819 Mingyong Building

No.60 Xian Road, Shekekou District,

Dalian, China 116021

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

    Not applicable.

(Former name, address and fiscal year, if changed since last report)

Issuer's telephone number, Including Area Code: +13909840703

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 10, 2007, there were 1,390,000 shares of common stock, $.0001 par value per share, outstanding.

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

#

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

As of June 30, 2007
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

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2007	July 20, 2006 (inception) to June 30, 2007
Revenues
Revenues	$ -	$ -
Total Revenues	$ -	$ -

Operating Costs and Expenses
Organization and related expenses	-	139
Total Operating Costs and Expenses	$ -	$ 139

Net Income (Loss)	$ -	$ (139)

Basic and diluted loss per common share	$ -	$ (0.00)
Basic and diluted weighted average
Common shares outstanding	1,390,000	1,390,000

The accompanying notes are an integral part of these financial statements.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30, 2007	July 20, 2006 (inception) to June 30, 2007
Cash Flows from Operating Activities
Net income (loss)	-	(139)
Changes in working capital	-	139
Net Cash Provided (Used) by Operating Activities	$ -	$ -

Cash Flows from Investing Activities	-	-
Net Cash Used in Investing Activities	$ -	$ -

Cash Flows from Financing Activities	-	-
Net Cash Provided by Financing Activities	$ -	$ -

Net Change in Cash and Cash Equivalents		-

Cash and Cash Equivalents at Beginning of Period	$ -	$ -

Cash and Cash Equivalents at End of Period	$ -	$ -

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	-	139

Supplemental Cash Flow Information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2007

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2007.

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

The Company has the following classes of capital stock as of June 30, 2007:

Common stock – 100,000,000 shares authorized; $0.0001 par value; 1,390,000 shares issued and outstanding.

Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and notes to the financial statements included elsewhere in this report as well as the Form 10-SB registration statement. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  We intend that the forward-looking statements be subject to the safe harbors created by those sections.

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

RESULTS OF OPERATION

The Company was incorporated on July 20, 2006.  Therefore, no comparisons will be made with the results of operation for the period ended June 30, 2007.

Net Revenue

The net revenues for the three months ended June 30, 2007 was $0.

Operating Expenses

The operating expenses for the three months ended June 30, 2007 was $0.

Net Income

As a result of the above, the net income for the three months ended June 30, 2007 was $0.  The basic and diluted income per share was $0 during the three months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2007, the Company has $0 in cash and assets and $0 in current liabilities.

Cash Flows from Operating Activities

The Company does not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations will be financed by the Company’s stockholders, management or other investors.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the CEO had concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Amalgamated Acquisition Corp.

(Registrant)

Date: August 10, 2007

/s/ Wang Xiao Peng

By:    ________________________

Name: Wang Xiao Peng

Title: Chief Executive Officer, Principal

Financial Officer and Director

Exhibit 31

CERTIFICATIONS

I, Wang Xiao Peng, certify that:

1. I have reviewed this quarterly Report on Form 10-QSB of Amalgamated Acquisition Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: August 10, 2007

/s/ Wang Xiao Peng

___________________________________

Wang Xiao Peng, President and CEO

(Principal Executive and Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Amalgamated Acquisition Corp. (the "Company") on Form 10-QSB for the quarter ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wang Xiao Peng, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906, another document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Wang Xiao Peng

_______________________________

By: Wang Xiao Peng

Title: Chief Executive Officer, Principal Financial Officer and Director

Dated: August 10, 2007

#