Form 10KSB
period 2007-12-31
China Culture Resort Holdings, Inc.
filed 2008-09-08
CIK 1372902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2007

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AMALGAMATED ACQUISITION CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Delaware	52260	To be applied
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification Number)

Room 1819 Mingyong Building

No.60 Xian Road, Shekekou District

Dalian, China 116021

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Issuer's telephone number, Including Area Code: 13909840703

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. o

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES x NO o

The issuer's revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2007.

As of December 31, 2007, there were 11,390,000 shares of common stock, $.0001 par value per share, outstanding.

The following documents are incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes o No x

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

We presently have no employees. Our officers and directors are engaged in outside business activities and anticipate that he will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

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

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 20,000,000 shares of referred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

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

CONTROL BY MANAGEMENT.

Management currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

·	Election of the board of directors;

·	Removal of any directors;

·	Amendment of the Company's certificate of incorporation or bylaws; and

·	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Our management owns 100% of our issued and outstanding common stock. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

For the period from the inception of the Company on July 20, 2006 to December 31, 2007 there have been no matters submitted to the vote of the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information. The Company's common stock is not trading on any stock exchange. There has been no market activity in its stock since its inception through the date of this filing.

(b) Holders. As of December 31, 2007 there were two holders of our common stock.

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

ITEM 7. FINANCIAL STATEMENTS.

Please see the audited financial statements beginning on page F-1 located elsewhere in this annual report on Form 10-KSB and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the date of this report, the Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's disclosure controls and procedures or in other factors, which could significantly affect disclosure controls subsequent to the date the Company's management carried out its evaluation. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:

Name	Age	Position
Wang Xiao Peng	45	President, Chief Executive Officer and Director
Chin Yung Kong	55	Director

Wang Xiao Peng is the President, Chief Executive Officer and Director of the Company. Mr. Wang was born in 1963 and is a member of the Chinese Kuomintang Party Revolution Committee. His previous positions were that of an office manager of Hebei Kanshou University, a journalist of Hebei Qingnian, and a general manager of Hebei Qingnian Industry Ltd. In 1997, he became the chairman of Hebei Circum-Bohai Sea Group LTD, China Resort Holdings Ltd. and Century Skysong TV & Movie Holding Inc..

Chin Yung Kong is the Director of the Company. Mr. Chin was born in 1953 in Malaysia and he is graduated from University of Hull. U.K and also a Certified Public Accountant’s in Singapore and Malaysia. Mr. Chin is the CEO and Executive Director of QMIS Capital Finance Pte Ltd  and QMIS Group Finance Ltd. During the past five years, Mr. Chin was mainly involved in IPOs and other corporate finance transactions for both Singapore and foreign companies. He has also worked in the Singapore and Shanghai offices of an international auditing firm for six years as an audit deputy manager. Mr. Chin is also currently the CEO of QMIS Bank Ltd U.K. QMIS Finance Investment Ltd. QMIS Finance Securities Ltd. QMIS Finance Investment Guarantee Ltd. (Hong Kong).

B. Significant Employees. None

C. None

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

(b) Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2007, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

(c) Code of Ethics.

We currently do not have a code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

(c) Board Committees and Designated Directors.

We currently do not have any committees. It is intended that the board of directors will establish an Audit Committee upon the consummation of a business combination. The board of directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an "audit committee financial expert," as such term is defined in the rules of the Securities and Exchange Commission. We will evaluate establishing such committees in the future.

ITEM 10. EXECUTIVE COMPENSATION.

The Company's officer and director does not receive any compensation for his services rendered to the Company since inception, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company's officers and directors intend to devote no more than a few hours a week to our affairs.

The officers and directors of the Company will not receive any finder's fee, either directly or indirectly, as a result of his efforts to implement the Company's business plan outlined herein.

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

The following table sets forth, as of December 31, 2007, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and, as Appropriate, Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)
Wang Xiao Peng	1,390,000	12.2%
Chin Yung Kong (2)	10,000,000	87.8%
QMIS Finance Securities Ltd. (2)	10,000,000	87.8%
Current officer and director as a group (2 persons)	11,390,000	100.0%

_____________________

(1) Based upon 11,390,000 shares of Common Stock issued and outstanding as of December 31, 2007.

(2) Mr. Chin Yung Kong is the sole beneficial owner of QMIS Finance Securities Ltd., a Delaware corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS

(a) Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

__________

(1) Incorporated by reference to the Registrant's Registration Statement on Form 10SB filed on August 25, 2006.

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of

Stockholder's Equity, Statement of Cash Flows, and Notes to Financial Statements.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Chang G. Park, CPA acts as our principal accountant. Our former sole officer and director paid $1,350 on our behalf to Chang G. Park, CPA during the period from July 20, 2006 (inception) to September 30, 2006 for its audit of our financial statements which were included in our Form 10SB12G filed with the U.S. Securities and Exchange Commission on October 13, 2006. We have not paid Chang G. Park, CPA any fees for the fiscal year ending December 31, 2007 for audit related or tax fees, or for any other services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

AMALGAMATED ACQUISITION CORP.

(Registrant)

Date: September 4, 2008

By: /s/ Wang Xiao Peng

___________________________________

    (Signature)

    Wang Xiao Peng, President & Director

    Principal Executive Officer

    Principal Financial Officer

    Principal Accounting Officer)

                          AMALGAMATED ACQUISITION CORP.

                    (a corporation in the development stage)

                              FINANCIAL STATEMENTS

                               December 31, 2007

                          AMALGAMATED ACQUISITION CORP.

                    (a corporation in the development stage)

                          INDEX TO FINANCIAL STATEMENTS

                               December 31, 2007

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

         Statement of Cash Flows                                        F-4

Notes to Financial Statements                                           F-5 -

                                                                        F-6

--------------------------------------------------------------------------------

Arunkuamr R

Chartered Accountant

Registered with PCAOB, USA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

To the Board of Directors

Amalgamated Acquisition Corporation

(A Development Stage Company)

We have audited the accompanying balance sheet of Amalgamated Acquisition Corporation (“the Company”).as of December 31, 2007 and the related statement of operations, stockholders’ equity and cash flows for the year then ended. The financial statements for the period July 20, 2006 (inception) through December 31, 2006, were audited by other auditors whose report expressed unqualified opinion on those statements. Our opinion on the statements of operations, stockholders’ equity, and cash flows for the period July 20, 2006(inception) through December 31, 2006, in so far as it relates to the amounts for prior periods through December 31, 2007, is based solely on the report of other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Amalgamated Acquisition Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Amalgamated Acquisition’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amalgamated Acquisition Corporation and the results of its operations and cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

                                                       ….Continued in Page 2

                                                     Office:

                                             328 Second Main Road, Baba Negar

                                             Villivakkam, Chennai – 600 049 INDIA

                                             Phone 1 – 913 – 660 – 0632

Arunkuamr R

Chartered Accountant

Registered with PCAOB, USA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

-- Page 2 --

The accompanying financial statements have been prepared assuming that Amalgamated Acquisition Corporation will continue as a going concern. Ad discussed in Note 3 to the financial statements, Amalgamated Acquisition Corporation suffered losses from operations and has an accumulated deficit during its development stage which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARUNKUMAR R

Chartered Accountant

(Registered with PCAOB, USA)

Chennai, India

August 18, 2008

                                                     Office:

                                             328 Second Main Road, Baba Negar

                                             Villivakkam, Chennai – 600 049 INDIA

                                             Phone 1 – 913 – 660 – 0632

                          AMALGAMATED ACQUISITION CORP.

                    (a corporation in the development stage)

                                 BALANCE SHEET

                               December 31, 2007

December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$ -
Total Current Assets	$ -

Total Assets	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$ -
Total Liabilities	$ -

Stockholders’ Equity (Deficit)
Preferred stock - $.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding
Common stock - $.0001 par value; 100,000,000 shares authorized; 1,390,000 shares issued and outstanding Common stock-$.0001 par value 10,000,000 shares issued for $.50 par share	139 5,000,000
Deficit accumulated during development stage	(5,000,139)
Total Stockholders’ Equity (Deficit)	$ -
Total Liabilities and Stockholders’ Equity	$ -

    The accompanying notes are an integral part of these financial statements

                          AMALGAMATED ACQUISITION CORP.

                    (a corporation in the development stage)

                             STATEMENT OF OPERATIONS

       For the period from July 20, 2006 (inception) to December 31, 2007

	For the Year Ended December 31, 2007	July 20, 2006 (inception) to December 31, 2007
Revenues
Revenues	$ -	$ -
Total Revenues	$ -	$ -

Operating Costs and Expenses
Organization and related expenses		5,000,139
Total Operating Costs and Expenses	$	$

Net Income (Loss)	$	$ (5,000,139)

Basic and diluted loss per common share	$ -	$ (0.00)
Basic and diluted weighted average
Common shares outstanding	11,390,000	1 1,390,000

    The accompanying notes are an integral part of these financial statements

AMALGAMATED ACQUISITION CORP.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’S EQUITY (DEFICIT)

For the period from July 20, 2006 (inception) to December 31, 2007

Common     Stock

Additional

Deficit Accumulated

    Paid-in

During Development

Shares

Amount

    Capital

Stage

Total

------------

-------------

--------------

-------------------------

---------------

Balance, 7/20/06

1,390,000

$         139

$            ---

$

---

$         139

Net Loss, 12/31/2006

---

---

  ---

(139)

           (139)

------------

-------------

--------------

-------------------------

---------------

Balance, 12/31/2006

1,390,000

$         139

$            ---

$

(139)

$          ----

------------

-------------

--------------

-------------------------

---------------

------------

-------------

--------------

-------------------------

---------------

Share issued to

QMIS Finance Securities Ltd

10,000,000

$ 5,000,000

$            ---

$

---

$ 5,000,000

Net Loss, 12/31/2007

---

---

  ---

(5,000,000)

 (5,000,000)

------------

-------------

--------------

-------------------------

---------------

Balance, 12/31/2007

16,390,000

$ 5,000,139

$          (5,000,139)

$

 ----

------------

-------------

--------------

-------------------------

---------------

------------

-------------

--------------

-------------------------

---------------

                          AMALGAMATED ACQUISITION CORP.

                    (a corporation in the development stage)

                            STATEMENT OF CASH FLOWS

       For the period from July 20, 2006 (inception) to December 31, 2007

	For the Year Ended December 31, 2007	July 20, 2006 (inception) to December 31, 2007
Cash Flows from Operating Activities
Net income (loss)		(5,000,139)
Changes in working capital	-
Net Cash Provided (Used) by Operating Activities	$	$

Cash Flows from Investing Activities	-	-
Net Cash Used in Investing Activities	$ -	$ -

Cash Flows from Financing Activities	-	-
Net Cash Provided by Financing Activities	$ -	$ -

Net Change in Cash and Cash Equivalents		-

Cash and Cash Equivalents at Beginning of Period	$ -	$ -

Cash and Cash Equivalents at End of Period	$ -	$ -

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered		5,000,139

Supplemental Cash Flow Information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

    The accompanying notes are an integral part of these financial statements

                          AMALGAMATED ACQUISITION CORP.

                    (a corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS

                              December 31, 2007

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

                               December 31, 2007

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

income tax expenses or benefits due to the Company not having any material operations for period ended December 31, 2007.

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

The Company has the following classes of capital stock as of December 31, 2007:

Common stock – 100,000,000 shares authorized; $0.0001 par value; 1,390,000 shares issued and outstanding.

On December 3, 2007 the Registrant authorized the issuance of 10,000,000 shares of its common stock, $.0001 par value per share, to QMIS Finance Securities Ltd., a Delaware corporation (”QMIS”), for services rendered, valued at US$5,000,000. The services provided by QMIS includes financial consultancy services for movie project feasibility studies, mergers and acquisition advisory, marketing analysis, financial planning, share capital structure and IT integration of computer systems. The shares will be issued with restrictive legends pursuant to Rule 144. In closing the private placement with QMIS, the Registrant relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder. QMIS is owned and controlled by Mr. Chin Yung Kong, a Malaysia citizen, residing and doing business in Singapore and China.

Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wang Xiao Peng, certify that:

1. I have reviewed this annual report on Form 10-KSB of Amalgamated Acquisition Corp. for the fiscal period ended December 31, 2007;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors:

(a) All significant deficiencies in the design or operation of the internal controls which could adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the small business issuer's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

Date:  September 4, 2008

/s/ Wang Xiao Peng

Name: Wang Xiao Peng

Title: President and Chief Executive Officer

(Principal Executive Officer & Principal Accounting Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Amalgamated Acquisition Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report'), I, Wang Xiao Peng, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

September 4, 2008

/s/ Wang Xiao Peng

Wang Xiao Peng, President and Chief Executive Officer

Principal Executive Officer &

Principal Financial Officer