Form 10QSB
period 2008-03-31
China Culture Resort Holdings, Inc.
filed 2008-09-10
CIK 1372902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-QSB

________________

|X|

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  |_| No | X |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of March 31, 2008, there were 1,390,000 shares of common stock, $.0001 par value per share, outstanding.

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

Arunkumar R

Chartered Accountant

Registered with PCAOB, USA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

To the Board of Directors

Amalgamated Acquisition Corporation

(A Development Stage Company)

We have audited the accompanying balance sheet of Amalgamated Acquisition Corporation (“the Company”) as of March 31, 2008 and the related statement of operations, stockholders’ equity and cash flows for the period then ended. The financial statements for the period July 20, 2006 (inception) through December 31, 2006, were audited by other auditors whose report expressed unqualified opinion on those statements. Our opinion on the statements of operations, stockholders’ equity, and cash flows for the period July 20, 2006 (inception) through December 31, 2006, in so far as it relates to the amounts for prior periods through March 31, 2008, is based solely on the report of other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                                       ….Continued in Page 2

Office:

                                             328 Second Main Road,Baba Negar

                                             Villivakkam,Chennai – 600 049 INDIA

                                             Phone 1 – 913 – 660 – 0632

#

Arunkumar R

Chartered Accountant

Registered with PCAOB, USA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

-- Page 2 --

The accompanying financial statements have been prepared assuming that Amalgamated Acquisition Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, Amalgamated Acquisition Corporation suffered losses from operations and has an accumulated deficit during its development stage which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARUNKUMAR R

Chartered Accountant

(Registered with PCAOB, USA)

Chennai, India

August 18, 2008

Office:

                                             328 Second Main Road,Baba Negar

                                             Villivakkam,Chennai – 600 049 INDIA

                                             Phone 1 – 913 – 660 – 0632

#

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

March 31, 2008
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

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Three Month Ended March 31, 2008	July 20, 2006 (inception) to March 31, 2008
Revenues
Revenues	$ -	$ -
Total Revenues	$ -	$ -

Operating Costs and Expenses
Organization and related expenses	-	5,000,139
Total Operating Costs and Expenses	$ -	$

Net Income (Loss)	$ -	$ (5,000,139)

Basic and diluted loss per common share	$ -	$ (0.00)
Basic and diluted weighted average
Common shares outstanding	11,390,000	1 1,390,000

The accompanying notes are an integral part of these financial statements.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Three Month Ended March 31, 2008	July 20, 2006 (inception) to March 31, 2008
Cash Flows from Operating Activities
Net income (loss)	-	(5,000,139)
Changes in working capital	-
Net Cash Provided (Used) by Operating Activities	$ -	$

Cash Flows from Investing Activities	-	-
Net Cash Used in Investing Activities	$ -	$ -

Cash Flows from Financing Activities	-	-
Net Cash Provided by Financing Activities	$ -	$ -

Net Change in Cash and Cash Equivalents		-

Cash and Cash Equivalents at Beginning of Period	$ -	$ -

Cash and Cash Equivalents at End of Period	$ -	$ -

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	-	5,000,139

Supplemental Cash Flow Information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2008.

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

The Company has the following classes of capital stock as of March 31, 2008:

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

RESULTS OF OPERATION

The Company was incorporated on July 20, 2006.  Therefore, no comparisons will be made with the results of operation for the period ended March 31, 2008.

Net Revenue

The net revenues for the three months ended March 31, 2008 was $0.

Operating Expenses

The operating expenses for the three months ended March 31, 2008 was $0.

Net Income

As a result of the above, the net income for the three months ended March 31, 2008 was $0.  The basic and diluted income per share was $0 during the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, the Company has $0 in cash and assets and $0 in current liabilities.

Cash Flows from Operating Activities

The Company does not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations will be financed by the Company’s stockholders, management or other investors.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO had concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: September 9, 2008

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

Date: September 9, 2008

/s/ Wang Xiao Peng

___________________________________

Wang Xiao Peng, President and CEO

(Principal Executive and Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Amalgamated Acquisition Corp. (the "Company") on Form 10-QSB for the quarter ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wang Xiao Peng, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: September 9, 2008

#