Form 10QSB
period 2008-06-30
China Culture Resort Holdings, Inc.
filed 2008-09-12
CIK 1372902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-QSB

________________

|X|

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Arunkumar R

Chartered Accountant

Registered with PCAOB, USA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

To the Board of Directors

Amalgamated Acquisition Corporation

(A Development Stage Company)

We have audited the accompanying balance sheet of Amalgamated Acquisition Corporation (“the Company”) as of June 30, 2008 and the related statement of operations, stockholders’ equity and cash flows for the period then ended. The financial statements for the period July 20, 2006 (inception) through December 31, 2006, were audited by other auditors whose report expressed unqualified opinion on those statements. Our opinion on the statements of operations, stockholders’ equity, and cash flows for the period July 20, 2006 (inception) through December 31, 2006, in so far as it relates to the amounts for prior periods through June 30, 2008, is based solely on the report of other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

….Continued in Page 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

-- Page 2 --

The accompanying financial statements have been prepared assuming that Amalgamated Acquisition Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, Amalgamated Acquisition Corporation suffered losses from operations and has an accumulated deficit during its development stage which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARUNKUMAR R

Chartered Accountant

(Registered with PCAOB, USA)

Chennai, India

August 18, 2008

Office:

                                             328 Second Main Road,Baba Negar

                                             Villivakkam,Chennai – 600 049 INDIA

                                             Phone 1 – 913 – 660 – 0632

#

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

As of June 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$ 50,463 -
Total Current Assets	$ -

Total Assets	$ 50,463 -

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$ -
Total Liabilities	$ -

Stockholders’ Equity (Deficit)
Preferred stock - $.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding
Common stock - $.0001 par value; 100,000,000 shares authorized; 1,390,000 shares issued and outstanding Common stock-$.0001 par value;10,000,000 shares issued for $.50 par share	139 5,000,000
Issued 4,485,600 common shares for $0.01125 par value per share	50,463
Deficit accumulated during development stage	(5,050,602)
Total Stockholders’ Equity (Deficit)	$ -
Total Liabilities and Stockholders’ Equity	$ -

The accompanying notes are an integral part of these financial statements.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2008	July 20, 2006 (inception) to June 30, 2008
Revenues
Revenues	$ -	$ -
Total Revenues	$ -	$ -

Operating Costs and Expenses
Organization and related expenses	-	5,000,139
Total Operating Costs and Expenses	$ -	$ 5,000, 139

Net Income (Loss)	$ -	$ (5,000,139)

Basic and diluted loss per common share	$ -	$ (0.00)
Basic and diluted weighted average
Common shares outstanding	15,875,000	15,875,000

The accompanying notes are an integral part of these financial statements.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30, 2008	July 20, 2006 (inception) to June 30, 2008
Cash Flows from Operating Activities
Net income (loss)	-	(5,000,139)
Changes in working capital	-	(5,000,139)
)Net Cash Provided (Used) by Operating Activities	$ -	$ -

Cash Flows from Investing Activities	-	-
Net Cash Used in Investing Activities	$ -	$ -

Cash Flows from Financing Activities	-	50,463-
Net Cash Provided by Financing Activities	$ -	$ 50,463-

Net Change in Cash and Cash Equivalents		50,463 -

Cash and Cash Equivalents at Beginning of Period	$ -	$ -

Cash and Cash Equivalents at End of Period	$ -	$ 50,463-

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	-	5,000, 139

Supplemental Cash Flow Information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended June 30, 2008.

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

The Company has the following classes of capital stock as of June 30, 2008:

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

On May 15, 2008 the Registrant authorized the issuance of 4,485,600 shares of its common stock,$0.01125 par value per share, to the 300 sharesholders listed attached . The shares are free trading shares exempted from the registration requirements of the Securities Act of 1933 provided by Regulation S promulgated thereunder.

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

RESULTS OF OPERATION

The Company was incorporated on July 20, 2006.  Therefore, no comparisons will be made with the results of operation for the period ended June 30, 2008.

Net Revenue

The net revenues for the three months ended June  30, 2008 was $0.

Operating Expenses

The operating expenses for the three months ended June  30, 2008 was $0.

Net Income

As a result of the above, the net income for the three months ended June  30, 2008 was $0.  The basic and diluted income per share was $0 during the three months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2008, the Company has $0 in cash and assets and $0 in current liabilities.

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

During the quarter ended June  30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Date: September 10, 2008

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

Date: September 10, 2008

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

Dated: September 10, 2008

#