Form 10-Q
period 2008-09-30
China Culture Resort Holdings, Inc.
filed 2008-10-09
CIK 1372902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

R

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

£

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 1st January,2008 to 30th September,2008

Commission file number: ____52260___

AMALGAMATED ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

_______________Delaware________________ (State or other jurisdiction of incorporation or organization)	__________to be applied__________ (I.R.S. Employer Identification No.)
c/o QMIS Capital Finance Pte Ltd. Room 1819 Mingyong Building No.60 Xian Road, Shekekou District, Dalian, China (Address of principal executive offices)	__ 116021__ (Zip Code)

Registrant’s telephone number, including area code: _13909840703_

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  R   No £

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer £	Accelerated filed £
Non-accelerated filer £	Smaller reporting company R

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes R  No  £

The number of shares outstanding of the registrant’s common stock as of October 9, 2008 was 15,875,600 shares with $0.318136 par value per share.

#

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

5

              Balance Sheet

6

              Statements of Operations

              Statements of Cash Flows

  7

              Notes to the Financial Statements

  8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

12

Item 4.  Controls and Procedures

12

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

14

Item 1A Risk Factors

14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.   Defaults Upon Senior Securities

14

Item 4.  Submission of Matters to a Vote of Security Holders

14

Item 5.  Other Information

14

Item 6.  Exhibits

14

Signatures

15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the registration statement filed with the Commission on Form 10-SB.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

AS OF September  30, 2008

September 30, 2008
ASSETS
Current Assets
Cash and cash equivalents	$ 50,463
Total Current Assets	$ -

Total Assets	$ 50,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$
Total Liabilities	$

Stockholders’ Equity (Deficit)
Preferred stock - $.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding

   Common stock - $.0001 par value; 100,000,000 shares authorized;

      1,390,000 shares issued and outstanding

  Common stock-$.0001 par value 10,000,000 shares issued for $.50 par share

  Issued 4,485,600 common shares for $0.01125 par value per share

139 5,000,000 50,463
Deficit accumulated during development stage	(5,000,139)
Total Stockholders’ Equity (Deficit)	$
Total Liabilities and Stockholders’ Equity	$ -

The accompanying notes are an integral part of these financial statements.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE PERIOD ENDED September 30, 2008, AND FROM

INCEPTION (JULY 20, 2006) THROUGH September 30, 2008

	For the Three Month Ended Sept 30, 2008	July 20, 2006 (inception) to Sept 30, 2008
Revenues
Revenues	$ -	$ -
Total Revenues	$ -	$ -

Operating Costs and Expenses
Organization and related expenses	-	5,000,139
Total Operating Costs and Expenses	$ -	$ 5,000,139

Net Income (Loss)	$ -	$ (5,000,139)

Basic and diluted loss per common share	$ -	$ (0.00)
Basic and diluted weighted average
Common shares outstanding	15,875,600	15,875,600

The accompanying notes are an integral part of these financial statements.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

THE CASH FLOWS STATEMENT

(UNAUDITED)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008, AND FROM

INCEPTION (JULY 20, 2006) THROUGH SEPTEMBER 30, 2008

	For the Three Month Ended Sept 30, 2008	July 20, 2006 (inception) to Sept 30, 2008
Cash Flows from Operating Activities
Net income (loss)	-	(5,000,139)
Changes in working capital	-	(5,000,139)
Net Cash Provided (Used) by Operating Activities	$ -	$ -

Cash Flows from Investing Activities	-
Net Cash Used in Investing Activities	$ -	$ -

Cash Flows from Financing Activities	50,463	50,463
Net Cash Provided by Financing Activities	$ 50,463	$ 50,463

Net Change in Cash and Cash Equivalents	50,463	50,463

Cash and Cash Equivalents at Beginning of Period	$ -	$ -

Cash and Cash Equivalents at End of Period	$ 50,463	$ 50,463

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	-	5,000,139

Supplemental Cash Flow Information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

AMALGAMATED ACQUISITION CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

NOTE 1 - DESCRIPTION OF BUSINESS

Basis of Presentation

Amalgamated Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on June 20, 2006.  The Company has been inactive since inception and intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2008.

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company currently has no source of revenue to cover its costs.  The Company will limit all operational activities to searching and consummating a business combination.  The Company will offer non-cash consideration and seek equity lines as the sole method of financing for the near term.  If the Company is unable to secure financing until a business combination is consummated, it may substantially limit or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - SHAREHOLDER'S EQUITY

On June 20, 2006, the Board of Directors issued 1,390,000 shares of common stock for $139 in services to the founding shareholder of the Company to fund organizational start-up costs.

[UPDATE]

The Company has the following classes of capital stock as of September 30, 2008:

Common stock – 100,000,000 shares authorized; $0.0001 par value; 15,875,600  shares issued and outstanding.

Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report references to “Amalgamated Acquisition”, “the Company”, “we,” “us,” and “our” refer to Amalgamated Acquisition Corp., a Delaware corporation.

FORWARD LOOKING STATEMENTS

The U.S. Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “intend,”  “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our CEO concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our CEO is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

• maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

• reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

• reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our management determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

(a)  Not applicable.

(b)  Item 401(g) of Regulation S-B:

During the quarter covered by this Report, there have not been any material changes to the procedures by which our security holders may recommend nominees to our Board of Directors.

Item 6.  Exhibits

Exhibit Number, Name and/or Identification of Exhibit

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMALGAMATED ACQUISITION CORP.

(Registrant)

Date: October 9, 2008

/s/ Wang Xiao Peng

By:

Name: Wang Xiao Peng

Title: Chief Executive Officer,

Principal Financial Officer and Director

#

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wang Xiao Peng, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Amalgamated Acquisition Corp. for the period ended September 30, 2008;

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

(c)  Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)  Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting;

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent function):

      (a) All significant deficiencies and material weaknesses in the design or operation of the internal controls which could adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls.

Date: October 9, 2008

/s/ Wang Xiao Peng

Name: Wang Xiao Peng

Title: Chief Executive Officer, Principal Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Amalgamated Acquisition Corp. (the "Company") on Form 10-Q for the period ended September 30, 2008 (the "Report'), I, Wang Xiao Peng, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

October 9, 2008

/s/ Wang Xiao Peng

Name: Wang Xiao Peng

Title: Chief Executive Officer, Principal Financial Officer

#