Form 10-K
period 2008-12-31
China Culture Resorts Holdings, Inc.
filed 2011-07-22
CIK 1372902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Fiscal Year Ended: December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

CHINA CULTURE RESORTS HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Delaware	52260	To be applied
(State or other jurisdiction of	(Commission file number)	(IRS Employer Identification
incorporation)		Number)

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☒ NO ☐

The issuer's revenues for the fiscal year ended December 31, 2008 were $0.

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2008.

As of December 31, 2008, there were 11,390,000 shares of common stock, $.0001 par value per share, outstanding.

The following documents are incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Part I
ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

China Culture Resorts Holdings, Inc.  (the "Company" or the "Registrant") was incorporated in the State of Delaware on July 20, 2006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

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

CONTROL BY MANAGEMENT.

Management currently owns 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company's certificate of incorporation or bylaws; and

•     Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

For the period from the inception of the Company on July 20, 2006 to December 31, 2008 there have been no matters submitted to the vote of the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information. The Company's common stock is not trading on any stock exchange. There has been no market activity in its stock since its inception through the date of this filing.

(b) Holders. As of December 31, 2008 there were two holders of our common stock.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Identification of Directors and Officers.

A. Identification of Directors and Officers. The current officers and directors will serve for one year or until their respective successors are elected and qualified. They are:
Name	Age	Position
Wang Xiao Peng	45	Present, Chief Executive Officer and Director
Chin Yung Kong	55	Director

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

(b) Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2008, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

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

The following table sets forth, as of December 31, 2008, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

		Percent of
Name and, as	Number of Shares	Common Stock
Appropriate, Address of	of Common Stock	Beneficially
Beneficial Owner	Beneficially Owned	Owned (1)

Wang Xiao Peng	1,390,000	12.2%
Chin Yung Kong (2)	10,000,000	87.8%
QMIS Finance Securities Ltd. (2)	10,000,000	87.8%
Current officer and director as a group (2 persons)	11,390,000	100.0%

(1) Based upon 11,390,000 shares of Common Stock issued and outstanding as of December 31, 2008.
(2) Mr. Chin Yung Kong is the sole beneficial owner of QMIS Finance Securities Ltd., a Delaware corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS

(a) Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

3.1	ertificate of Incorporation (1)

3.2	By-laws (1)

(1) Incorporated by reference to the Registrant's Registration Statement on Form 10SB filed on August 25, 2006.

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder's Equity, Statement of Cash Flows, and Notes to Financial Statements.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Stan J.H. Lee acts as our principal accountant. Our former sole officer and director paid $1,500 on our behalf to Stan J.H. Lee, CPA during the year ended December 31,  for its annual audit of our financial statements  . We have not paid Stan J.H. Lee, CPA any fees for the fiscal year ending December 31, 2008 for audit related or tax fees, or for any other services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

China Culture Resorts Holdings, Inc .
(Registrant)

Date: June 30, 2011

By: /s/ Wang Xiao Peng

(Signature)
Wang Xiao Peng, President & Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

CHINA CULTURE RESORTS HOLDINGS, INC.
(a corporation in the development stage)

FINANCIAL STATEMENTS

December 31, 2008

CHINA CULTURE RESORTS HOLDINGS, INC.
(a corporation in the development stage)
INDEX TO FINANCIAL STATEMENTS
December 31, 2008

Page

Financial Statements

Balance Sheet	F-1

Statement of Operations	F-2

Statement of Stockholder's Equity (deficit)	F-3

Statement of Cash Flows	F-4

Notes to Financial Statements	F-5 - F-6

STAN J.H. LEE, CPA
2160 NORTH CENTRAL RD.  SUITE 209 * FORT LEE * NJ 07024
PO BOX 436402 * SAN DIEGO * CA 92143-6402
619-623-7799 * FAX 619-564-3408 * E-MAIL) STAN2U@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Culture Resorts Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of China Culture Resorts Holdings, Inc. as  of  December 31, 2008 and 2007 the related statements of operation, changes in shareholders' equity and  cash  flows  for  the  fiscal years then ended.  These  financial  statements  are   the responsibility  of  the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit  in  accordance with the standards of the Public Company Accounting Oversight Board (United  States).   Those  standards require that we plan  and perform the audit to obtain reasonable assurance  about  whether  the financial  statements  are  free  of  material misstatement. The Company is not required to have,  nor were we engaged to perform,  an audit of its  internal control  over financial reporting.  Our audit included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Company's  internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting  the amounts and disclosures in the  financial  statements.  An audit also includes  assessing  the  accounting principles used and  significant  estimates  made  by  management,  as  well as evaluating  the overall financial statement presentation.  We believe that  our audit provides a reasonable basis for our opinion.

In our opinion,  the  financial statements referred to above present fairly, in all material respects,  the financial position of China Culture Resorts Holdings, Inc. as of December 31, 2008 and 2007,  and  the  results of its operation and its cash flows for  the fiscal years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's losses from operations and lack of short-term liquidity raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DRAFT

Stan J.H. Lee, CPA
June 20, 2011
Fort Lee, New Jersey

CHINA CULTURE RESORTS HOLDINGS, INC.
Balance Sheets

	December 31, 2008	December 31,2007
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities	-	-
Total liabilities	-	-

Stockholders' equity(deficit)
Preferred stock;$ .0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 16,390,000 shares issued and outstanding, repectively	1,639	1,639

Paid in capital	4,998,500	4,998,500
Deficit accumulated during development stage	(5,000,139)	(5,000,139)
Total stockholders' equity(deficit)	$-	$-

Total liabilities and stockholders' equity(deficit)	$-	$-

See Notes to Financial Statements

CHINA CULTURE RESORTS HOLDINGS, INC.
Statements of Operations

	For the year ended		Cummulative from July 20, 2006 (inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Revenues	$-	$-	$-
Total revenues	-	-	-

Operating costs and expenses
Organization and related expenses	$-	$-	$5,000,139
Total operating costs and expenses	-	-	-

Net income(or loss)	$-	$-	$(5,000,139)

Basic and diluted loss per common share	$-	$-	$-

Basic and diluted weighted average common shares outstanding	11,390,000	11,390,000	11,390,000

See Notes to Financial Statements

CHINA CULTURE RESORTS HOLDINGS, INC.
STOCKHOLDER'S EQUITY(DEFICIT)
PERIOD from July 20, 2006 to December 31, 2008

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated during Development Stage	Total
Balance,07/20/2006	1,390,000	139	0	0	139

Net Loss, 12/31/2006	0	0	0	-139	-139

Balance,12/31/2006	1,390,000	139	0	-139	0

Share issued to QMIS Finance Securities Ltd	10,000,000	1,500	4,998,500	0	5,000,000

Net loss, 12/31/2007	0	0	0	-5,000,000	-5,000,000

Balance, 12/31/2007	16,390,000	1,639	4,998,500	-5,000,139	0

Net loss, 12/31/2008	0	0	0	-5,000,000	-5,000,000

Balance, 12/31/2008	16,390,000	1,639	4,998,500	-5,000,139	0

CHINA CULTURE RESORTS HOLDINGS, INC
Statements of Cash Flows

	For the year ended				Cumulative since July 20, 2006 (inception) to
	December 31, 2008		December 31, 2007		December 31, 2008
Cash flows from operating activities
Net income(loss)		$-		$-	(5,000,139)
Common stock issued for service					5,000,139
Changes in working capital
Net cash provided(used) in operating activities					-
Cash flows from investing activities					-
Net cash used in investing activities					-
Net change in cash and cash equivalents
Cash and cash equivalents at beginning of period		$-		$-	$-
Cash and cash equivalents at end of period		$-		$-	$-
Noncash financing and investment activities
Common stock issued to founder for services rendered	$		$		$5,000,139
Supplemental cash flow information
Interest paid		$-		$-	$-
Income taxes paid		$-		$-	$-

See Notes to Financial Statements

China Culture Resorts Holdings, Inc.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

China Culture Resorts Holdings, Inc.
. (the "Company") was incorporated under the laws of the State of Delaware on July 20, 2006 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred.

Continued,

December 31, 2008

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income tax expenses or benefits due to the Company not having any material operations for period ended December 31, 2008.

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

The Company has the following classes of capital stock as of December 31, 2008:

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