Form 10-K
period 2010-12-31
China Culture Resorts Holdings, Inc.
filed 2011-07-22
CIK 1372902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For The Fiscal Year Ended: December 31, 2010

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

The issuer's revenues for the fiscal year ended December 31, 2010 were $0.

The aggregate market value of the common stock held by non-affiliates of the issuer was $0.00 on December 31, 2010.

As of December 31, 2010, there were 11,390,000 shares of common stock, $.0001 par value per share, outstanding.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

For the period from the inception of the Company on July 20, 2006 to December 31, 2010 there have been no matters submitted to the vote of the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information. The Company's common stock is not trading on any stock exchange. There has been no market activity in its stock since its inception through the date of this filing.

(b) Holders. As of December 31, 2010 there were two holders of our common stock.

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

(b) Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

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

The following table sets forth, as of December 31, 2010, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

		Percent of
Name and, as	Number of Shares	Common Stock
Appropriate, Address of	of Common Stock	Beneficially
Beneficial Owner	Beneficially Owned	Owned (1)

Wang Xiao Peng	1,390,000	12.2%
Chin Yung Kong (2)	10,000,000	87.8%
QMIS Finance Securities Ltd. (2)	10,000,000	87.8%
Current officer and director as a group (2 persons)	11,390,000	100.0%

(1) Based upon 11,390,000 shares of Common Stock issued and outstanding as of December 31, 2010.
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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Stan J.H. Lee acts as our principal accountant. Our former sole officer and director paid $1,500 on our behalf to Stan J.H. Lee, CPA during the year ended December 31, for its annual audit of our financial statements. We have not paid Stan J.H. Lee, CPA any fees for the fiscal year ending December 31, 2010 for audit related or tax fees, or for any other services.

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

December 31, 2010

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

DRAFT

Stan J.H. Lee, CPA
June 20, 2011
Fort Lee, New Jersey

BALANCE SHEET
December 31, 2010

	December 31, 2010	December 31,2009
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Total current assets	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities	-	-
Total liabilities	-	-

Stockholders' equity(deficit)
Preferred stock;$ .0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 16,390,000 shares issued and outstanding, repectively	1,639	1,639

Paid in capital	4,998,500	4,998,500
Deficit accumulated during development stage	(5,000,139)	(5,000,139)
Total stockholders' equity(deficit)	$-	$-

Total liabilities and stockholders' equity(deficit)	$-	$-

See Notes to Financial Statements

1

STATEMENT OF OPERATIONS
For the period from July 20, 2006 (inception) to December 31, 2010

	For the year ended December 31, 2010	For the year ended December 31, 2009	Cumulative from July 20, 2006 (inception) to December 31, 2010
Revenues	$-	$-	$-
Total revenues	-	-	-

Operating costs and expenses
Organization and related expenses	$-	$-	$5,000,139
Total operating costs and expenses	-	-	-

Net income(or loss)	$-	$-	$(5,000,139)

Basic and diluted loss per common share	$-	$-	$-

Basic and diluted weighted average common shares outstanding	11,390,000	11,390,000	11,390,000

See Notes to Financial Statements

2

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
For the period from July 20, 2006 (inception) to December 31, 2010

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated in Development Stage	Total
Balance, 07/20/2006	1,390,000	139	0	0	139

Net Loss, 12/31/2006	0	0	0	-139	-139

Balance, 12/31/2006	1,390,000	139	0	-139	0

Share issued to QMIS Finance Securities Ltd	10,000,000	1,500	4,998,500	0	5,000,000

Net loss, 12/31/2007	0	0	0	-5,000,000	-5,000,000

Balance, 12/31/2007	16,390,000	1,639	4,998,500	-5,000,139	0

Net loss, 12/31/2008	0	0	0	-5,000,000	-5,000,000

Balance, 12/31/2008	16,390,000	1,639	4,998,500	-5,000,139	0

Net loss, 12/31/2009	0	0	0	-5000000	-5000000

Balance, 12/31/2009	16390000	1639	4998500	-5000139	0

Net loss, 12/31/2010	0	0	0	-5000000	-5000000

Balance, 12/31/2010	16390000	1639	4998500	-5000139	0

3

STATEMENT OF CASH FLOWS
For the period from July 20, 2006 (inception) to December 31, 2010

	For the year ended December 31, 2010		For the year ended December 31, 2009		Cumulative from July 20, 2006 (inception) to December 31, 2010
Cash flows from operating activities
Net income(loss)		$-		$-	(5,000,139)
Common stock issued for service					5,000,139
Changes in working capital
Net cash provided(used) in operating activities
Cash flows from investing activities
Net cash used in investing activities
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
December 31, 2010

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

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31，2010.

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

Continued,

5

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income tax expenses or benefits due to the Company not having any material operations for period ended December 31, 2010.

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

The Company has the following classes of capital stock as of December 31, 2010:

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